Form 10QSB
period 2007-03-31
BOOTHEEL AGRI-ENERGY LLC
filed 2007-05-15
CIK 1357029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                March 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to ____________.

Commission file number:333-136915

Bootheel Agri-Energy, LLC

(Exact name of small business issuer as specified in its charter)

Missouri	20-3538701
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

1214 Linn Street, Sikeston, Missouri 63801

(Address of principal executive offices)

(573) 471-9952

(Issuer’s telephone number)

Check whether the small business issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the small business issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒     No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No ☒

As of May 15, 2007, the latest practicable date, there were 2,120,000 membership units outstanding.

Transitional Small Business Disclosure Format (Check one):

Yes ☐     No ☒

i

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

BOOTHEEL AGRI-ENERGY, LLC (A DEVELOPMENT STAGE COMPANY) BALANCE SHEETS

	March 31, 2007	December 31, 2006
	Unaudited
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$217,533	$557,939
Interest receivable	44	2,878
Prepaid expenses	7,151	4,724

TOTAL CURRENT ASSETS	224,728	565,541

PROPERTY & EQUIPMENT
Construction in process	1,024,895	887,982
Office equipment	18,174	12,549
Leasehold and land improvements	4,465	4,465
	1,047,534	904,996
Accumulated depreciation	(5,769)	(4,042)
	1,041,765	900,954

OTHER ASSETS
Land option	10,000	10,000
Deferred offering costs	269,719	218,677
	279,719	228,677

TOTAL ASSETS	$1,546,212	$1,695,172

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$221,913	$300,940
Accrued expenses	3,041	1,966

TOTAL CURRENT LIABILITIES	224,954	302,906

MEMBERS’ EQUITY
Members’ contributions	2,120,000	2,120,000
Deficit accumulated during development stage	(798,742)	(727,734)
	1,321,258	1,392,266

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$1,546,212	$1,695,172

See accompanying notes to condensed financial statements.

BOOTHEEL AGRI-ENERGY, LLC (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF OPERATIONS

	Three Months Ended March 31, 2007 Unaudited	Three Months Ended March 31, 2006 Unaudited	Period From Inception (September 26, 2005) to March 31, 2007 Unaudited

REVENUES	$—	$—	$—

OPERATING EXPENSES
Project development	34,865	90,231	615,225
Professional fees	5,812	5,291	123,176
General and administrative	34,806	28,721	149,832
Offering costs expensed	—	70,603	156,173
	75,483	194,846	1,044,406

OPERATING LOSS	(75,483)	(194,846)	(1,044,406)

OTHER INCOME
Grant income	—	—	168,000
Interest income	4,475	19,808	77,664
	4,475	19,808	245,664

NET LOSS	$(71,008)	$(175,038)	$(798,742)

NET LOSS PER UNIT	(0.03)	(0.08)	(0.37)

WEIGHTED AVERAGE OF UNITS
OUTSTANDING	2,120,000	2,152,000	2,132,319

See accompanying notes to condensed financial statements.

STATEMENTS OF MEMBERS’ EQUITY

Unaudited

Balance - September 26, 2005 (Date of Inception)	$—

Founding member contributions - 2,160,000 units issued at $1 per unit	2,160,000

Net loss	(87,239)

Balance - December 31, 2005	2,072,761

Redemption of 40,000 units at $1 per unit	(40,000)

Net loss	(640,495)

Balance - December 31, 2006	1,392,266

Net loss	(71,008)

Balance - March 31, 2007	$1,321,258

See accompanying notes to condensed financial statements.

BOOTHEEL AGRI-ENERGY, LLC (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2007 Unaudited	Three Months Ended March 31, 2006 Unaudited	Period From Inception (September 26, 2005) to March 31, 2007 Unaudited
OPERATING ACTIVITIES
Net loss	(71,008)	(175,038)	(798,742)
Charges to net loss not affecting cash
Depreciation	1,727	208	5,769
(Increase) Decrease in current assets
Prepaid expenses	(2,427)	(5,617)	(7,151)
Interest receivable	2,834	(5,569)	(44)
Increase (Decrease) in current liabilities
Accounts payable	(94,352)	120,450	57,317
Accrued payroll taxes	1,075	—	3,041

NET CASH USED IN OPERATING ACTIVITIES	(162,151)	(65,566)	(739,810)

INVESTING ACTIVITIES
Construction in process	(136,913)	—	(921,004)
Purchase of office equipment	(5,625)	—	(22,639)
Payment of land option	—	(10,000)	(10,000)

NET CASH USED IN INVESTING ACTIVITIES	(142,538)	(10,000)	(953,643)

FINANCING ACTIVITIES
Payments of deferred offering costs	(35,717)	—	(209,014)
Member contributions	—	—	2,160,000
Member redemption	—	(40,000)	(40,000)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(35,717)	(40,000)	1,910,986

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(340,406)	(115,566)	217,533

CASH AND CASH EQUIVALENTS - beginning of period	557,939	2,064,910	—

CASH AND CASH EQUIVALENTS- end of period	$217,533	$1,949,344	$217,533

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
AND FINANCING ACTIVITIES
Accounts payable incurred for deferred offering costs	$60,705	$—	$60,705

Construction in process included in accounts payable	$103,891	$—	$103,891

See accompanying notes to condensed financial statements.

BOOTHEEL AGRI-ENERGY, LLC (A DEVELOPMENT STAGE COMPANY) NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE A: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim condensed financial statements as of March 31, 2007 have been prepared in pursuant to the rules and regulations of the Security and Exchange Commission for interim financial statements. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in these interim financial statements. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2006

In the opinion of management, the accompanying unaudited condensed financial statements as of March 31, 2007 and for the three month periods ending March 31, 2007 and 2006 and for the period from September 26, 2005 (date of inception) to March 31, 2007 contain all adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented.

The Company was formed on September 25, 2005 and was engaged in the formation activities through March 31, 2007.

Management is required to make certain estimates and assumptions which affect the amount of assets, liabilities, revenue and expenses the Company has reported and its disclosure of contingent assets and liabilities as the date of the financial statements. The results of the interim periods are not necessarily indicative of the results for the full year.

DEFERRED OFFERING COSTS - The company defers the costs incurred to raise equity financing until that financing occurs. At such time that the issuance of new equity occurs, these costs will be netted against the proceeds received; or if the financing does not occur, they will be expensed. These costs totaled $269,719 and $218,677 as of March 31, 2007 and December 31, 2006, respectively.

GRANT INCOME - The company recognizes grant income as other income for reimbursement of expenses incurred upon complying with the conditions of the grant. Grant income totaled $0, $0, and $168,000 as of March 31, 2007, March 31, 2006, and for the period from September 25, 2005 (date of inception) to March 31, 2007, respectively.

RECENTLY ISSUED ACCOUNTING STANDARDS - In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. It clarifies that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. This statement does not require any new fair value measurements, but rather, it provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. This statement is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. The Company is currently evaluating the impact that the adoption of this statement will have on its financial position, results of operation and cash flow.

CASH HELD IN ESCROW BY THIRD PARTIES – Proceeds from the membership offering will not be recorded by the Company until the Company has an unassailable right to the proceeds. The cash will be held in escrow until the earliest to occur of our receipt of (1) $60,000,000 or more in offering proceeds, and a written debt financing commitments which, combined with the offering proceeds would equal at least $190,000,000, including the $2,120,000 we raised in a previous private placement offering; (2) January 24, 2008; or (3) termination or abandonment of the offering, at which point the cash would be returned.

BOOTHEEL AGRI-ENERGY, LLC (A DEVELOPMENT STAGE COMPANY) NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE B: COMMITMENTS AND CONTINGENCIES

Consulting

In December 2005, the company entered into an agreement with an unrelated party for project development services. Services included under the agreement include: preparing a business plan and a financial plan; assistance in initial screening of qualified ethanol process design/build and engineering firms; assistance with contract negotiations; planning the equity marketing effort and securing debt financing. The agreement requires the company to pay a monthly retainer of $10,000 plus travel expenses and other approved expenses. The maximum retainer during the agreement may not exceed $120,000 without written modification of the agreement. In addition, the company agrees to pay a success fee of $1,000,000 upon closing by the company with its project lender(s) providing for all financing, including senior and subordinated debt, and any other project financing characterized by debt obligations as required by the project’s Senior Debt lender. Prior to successful financial closing all equity raised must be from sources satisfactory to the company. Costs incurred under these agreements were $2,495, $30,000, and $153,113 for the quarter ended March 31, 2007, quarter ended March 31, 2006, and the period from September 25, 2005 (date of inception) to March 31, 2007, respectively.

Construction Contracts

In November 2005, the company entered into an agreement with an unrelated party for preparing the necessary applications for permits to construct the ethanol plant. The company is required to pay the consultant a total of $67,900 for air permitting services and for a cultural and archaeological survey. The agreement may be terminated at any time by either party upon seven days prior written notice. Costs incurred included in project development costs under this agreement were $2,845, $42,941, and $98,210 for the quarter ended March 31, 2007, quarter ended March 31, 2006, and the period from September 25, 2005 (date of inception) to March 31, 2007, respectively.

In March 2006, the company entered into an agreement with an unrelated party for a letter of intent to design and construct the proposed plant. Upon execution of the letter of intent, contractors and engineers will conduct air permit support data, site and general arrangement drawings, project specifications, financial model support, and lump sum pricing and proposal. The cost for the services is $185,000. Cost incurred included in project development costs under this agreement were $0, $0 and $185,000 for the quarter ended March 31, 2007, quarter ended March 31, 2006, and the period from September 25, 2005 (date of inception) to March 31, 2007, respectively.

In May 2006, the company entered into an agreement with a track and civil design contractor, an unrelated party, to provide feasible track concepts, preliminary design, and final design. The estimated cost for the feasible track concept is $7,500. The cost for the preliminary and final design is unknown until the design of the track is determined; however, the cost will be 4% of track construction costs. Cost incurred included in project development costs under this agreement were $30,000, $0 and $58,438 for the quarter ended March 31, 2007, quarter ended March 31, 2006, and the period from September 25, 2005 (date of inception) to March 31, 2007, respectively.

In June 2006, the company entered into a design services agreement with a general contractor, an unrelated party, for phase 1 design services in connection with the construction of the 100 million gallon production per year ethanol plant.

Phase I design services to be provided by the general contractor include providing, among other things, site plan, process engineering package, and site scheduling. The cost for the phase 1 design service agreement is $368,000. As of March 31, 2007, $368,000 was incurred under this agreement and included in construction in process.

In June 2006, the company entered into an agreement with an unrelated party to perform geotechnical investigation at the proposed project site. The geotechnical investigation will include drilling, in-situ testing, sampling, laboratory testing, site-specific seismic study, various analyses, and recommendations for the design and construction of the planned facilities. Cost incurred included in project development costs under this agreement were $6,192, $13,990 and $65,595 for the quarter ended March 31, 2007, quarter ended March 31, 2006, and the period from September 25, 2005 (date of inception) to March 31, 2007, respectively.

BOOTHEEL AGRI-ENERGY, LLC (A DEVELOPMENT STAGE COMPANY) NOTES TO UNAUDITED FINANCIAL STATEMENTS

In September 2006, the company entered into a project development agreement with an unrelated party for engineering, procurement and construction of an ethanol plant to produce 100 million gallons of un-denatured fuel ethanol per year. The cost for the project development service is $750,000. As of March 31, 2007, $350,000 was incurred under this agreement and included in construction in process.

In October 2006, the company entered into a letter of intent with an unrelated party to erection, installation and construction management services for a 100mgpy ethanol plant. The cost for the service is approximately $234,000. As of March 31, 2007, $273,873 was incurred under this agreement and included in construction in process.

Land Option

In February 2006, the company entered into a land option to purchase approximately 158 acres of land for $792,100. The option period will continue for eighteen months from the effective date. The company paid $10,000 for the option fee. If the option is exercised, the option fee will be applied to the purchase price of the land. If the option expires, the optionor will be entitled to retain the option fee.

Lease

In April 2006, the company entered into a lease agreement with an unrelated party to lease a 1500 square feet office building. The term of the lease agreement is twelve months and the monthly lease payment is $750.

Item 2: Management’s Discussion and Analysis and Plan of Operation

Forward Looking Statements

This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. This Quarterly Report includes statements regarding our plans, goals, strategies, intent, beliefs or current expectations. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished. These forward looking statements can be identified by the use of terms and phrases such as “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future-tense or conditional constructions (“will,” “may,” “could,” “should,” etc.).

Although forward-looking statements in this Quarterly Report reflect the good faith judgment of management, forward-looking statements are inherently subject to known and unknown risks, business, economic and other risks and uncertainties that may cause actual results to be materially different from those discussed in these forward-looking statements. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report. We assume no obligation to update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Quarterly Report, other than as may be required by applicable law or regulation.

Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the following factors:

•	Our ability to obtain the debt and equity financing necessary to construct and operate our plant;

•	Construction delays and technical difficulties in constructing the plant;

•	Changes in the environmental regulations that apply to our plant site and operations;

• Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;

•	Changes in the availability and price of natural gas and corn, and the market for distillers grains;

• Changes in federal and/or state laws (including the elimination of any federal and/or state ethanol tax incentives);

•	Changes and advances in ethanol production technology; and

•	Competition from alternative fuel additives.

The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and our 2006 audited consolidated financial statements included in the Company’s Special Report Pursuant to Rule 15(d)-2 for the year ended December 31, 2006. Those financial statements include additional information about our significant accounting policies and practices and the events that underlie our financial results. Except for the historical information contained herein, the matters discussed below are forward-looking statements that involve certain risks and uncertainties.

Overview

Bootheel Agri-Energy, LLC (referred to herein as “we,” “us,” the “Company” or “Bootheel Agri-Energy”) is a limited liability company organized under the laws of the State of Delaware on September 26, 2005. We converted to a Missouri limited liability company in August 2006. We are a start-up company in the development stage, with no current operations or revenues. We plan to build and operate a 100 million gallons per year (mgpy) dry mill ethanol plant in southeastern Missouri that will process corn into fuel grade ethanol and distillers grains. We expect to begin construction of the plant as soon as we close on debt financing needed for the project and estimate that it will take approximately 18 to 24 months to complete construction of the plant.

We intend to build our proposed ethanol plant in the area of Sikeston, Missouri. We estimate that the total cost of the project, including construction of the plant and start-up costs, will be approximately $190 million for a 100 mgpy facility, with a total cost of $220 million if we are successful in converting to a coal-fuel plant. The plant will have approximately 50 employees after we commence operations.

We have an option to purchase a site for our plant in the Sikeston Industrial Park in Scott County, Missouri. The site, owned by the City of Sikeston, covers 159 acres and has access to highway, rail, natural gas, electricity, water and water treatment services and facilities. Mississippi river barge terminals are located approximately 30 miles from the site. Subject to unanticipated problems or difficulties, it is our intention to acquire and locate our plant on this site. However, our Board of Managers reserves the right to change the location of the plant for any reason.

We intend to construct our plant to use natural gas as its heat source but, if our equity and debt financing resources are adequate, we plan to convert the plant to use coal as its primary heat source in our second year of operations.

To date, our efforts have been devoted principally to developing our planned project and related activities. We will not generate revenue until we complete construction of our proposed plant.

Plan of Operations Until Plant Start-Up

Until our start-up we will be actively involved in five principal tasks: (1) raising our equity and securing debt capital; (2) acquiring and preparing our plant site; (3) completing construction agreements and securing necessary permits; (4) constructing our plant; and (5) arranging and negotiating agreements for the purchase of corn, natural gas, coal and other needs and for marketing our ethanol and distillers grains. Assuming that we successfully complete our current registered public offering and obtain adequate debt financing, we believe that we will have sufficient cash resources to cover all of our expenses associated with the construction and commencement of operations of the plant, including site acquisition and development, installation of road and rail access and utilities, application for and receipt of permits, equipment acquisition and plant construction. We also believe that we will have sufficient operating capital to cover our staff, office, audit, legal, compliance, training and other start-up expenses during this period. We estimate that we will need approximately $190 million to complete the project using natural gas as our fuel source and an additional approximately $30 million to convert our plant to a coal-fired facility.

Site acquisition and development

During and after the current registered public offering, we expect to continue work principally on the preliminary design and development of our proposed ethanol plant, obtaining the necessary construction permits, identifying potential sources of debt financing and negotiating the corn supply, ethanol and distillers grains marketing, utility and other contracts. We plan to fund these initiatives using the seed capital that we have raised. We believe that our existing funds will permit us to continue our preliminary activities through the end of this offering. If we are unable to close on the registered public offering by that time or otherwise obtain other funds, we may need to discontinue operations. We may seek bridge financing to extend the seed capital, or we may discontinue operations until close of the offering.

Plant construction and start-up of plant operations

We expect to complete construction of the proposed plant and commence operations approximately 18 to 24 months after construction commences. Our work will include completion of the final design and development of the plant. We also plan to negotiate and execute finalized contracts concerning the construction of the plant, provision of necessary electricity, natural gas and other power sources and marketing agreements for ethanol and distillers grains. Assuming the successful completion of this offering and our obtaining the necessary debt financing, we expect to have sufficient cash on hand to cover construction and related start-up costs necessary to make the plant operational.

Project Financing

We estimate the cost of our project, including land, site development, organizational, financing, pre-production period and start-up expenses, will be approximately $190 million for a 100 mgpy gas-fired facility. The cost of the project including the anticipated conversion to a coal-fueled facility is $220,000,000. In the current registered public offering, we plan to raise a minimum of $60 million and a maximum of $110 million. Depending upon the amount of equity capital raised in the offering, we would need to raise an additional $80,000,000 to $130,000,000 in debt financing to complete the gas-fired facility. We anticipate that if the equity we raise is near the $60 million minimum, we may find it necessary to supplement any available senior debt financing with subordinated debt.

We have contacted and have had limited discussions with prospective lenders, but have no agreement with or commitment from any lender for the senior debt financing that we need. We presently have no sources for subordinated debt financing. During this offering, we intend to continue to seek sources for our debt financing with a view to negotiating terms and conditions for a construction/term loan and revolving line of credit. However, there is no assurance that the debt financing will be available or, if available, on terms that are favorable to the Company. Even if the offering is successful, if we do not secure the debt financing that we require, we will not be able to construct our plant and will be forced to abandon our plans.

Trends and Uncertainties Impacting the Ethanol Industry and Our Future Operations

If we are able to build the plant and begin operations, we will be subject to industry-wide factors, as well as factors affecting the economy at large, that affect our operating and financial performance. The industry-wide factors include, but are not limited to, the available supply and cost of corn from which our ethanol and distillers grains will be processed; the cost of natural gas, which we will use in the production process; dependence on our ethanol marketer and distillers grains marketer to market and distribute our products; the intensely competitive nature of the ethanol industry; possible legislation at the federal, state and/or local level; changes in federal ethanol tax incentives and the cost of complying with extensive environmental laws that regulate our industry.

Ethanol production continues to grow as additional plants become operational. Demand for ethanol has been supported by increasing oil prices and its refined components and by clean air standards mandated by federal agencies have required highly populated areas to blend ethanol into their gasoline supplies as an oxygenate. The intent of the air standards is to reduce harmful emissions into the atmosphere. These mandates have been challenged in several metropolitan areas, and are currently being reviewed by the courts. In the future, the combination of additional supply, successful challenges to the clean air standards and stagnant or reduced demand may damage our ability to generate revenues and maintain positive cash flows.

Technology Developments

A new technology has recently been introduced, to remove corn oil from concentrated thin stillage (a by-product of “dry milling” ethanol processing facilities) which would be used as an animal feed supplement or possibly as an input for bio-diesel production. Although the recovery of oil from the thin stillage may be economically feasible, it fails to produce the advantages of removing the oil prior to the fermentation process. The FWS Group of Companies, headquartered out of Canada with offices in the United States, is currently working on a starch separation technology that would economically separate a corn kernel into its main components. The process removes the germ, pericarp and tip of the kernel leaving only the endosperm of the kernel for the production of ethanol. This technology has the capability to reduce drying costs and the loading of volatile organic compounds. The separated germ would also be available through this process for other uses such as high oil feeds or bio-diesel production. Each of these new technologies is currently in its early stages of development. There is no guarantee that either technology will be successful or that we will be able to implement the technology in our ethanol plant.

Trends and Uncertainties Impacting the Corn and Natural Gas Markets and Our Future Cost of Goods Sold

We expect our future cost of goods sold will consist primarily of costs relating to the corn and natural gas supplies necessary to produce ethanol and distillers grains for sale. The 2004 corn crop was the largest corn crop on record with national production at approximately 11.8 billion bushels. This allowed ethanol plants to purchase corn cheaply throughout 2005, which widened profit margins for many ethanol plants in the current year. We do not expect corn prices to remain this low. Variables such as planting dates, rainfall, and temperatures will likely cause market uncertainty and create corn price volatility throughout the year. Although we do not expect to begin operations until for some time, we expect these same factors will continue to cause volatility in the price of corn, which will significantly impact our cost of goods sold.

Natural gas is also an important input commodity to our manufacturing process. We estimate that our natural gas usage will be approximately 10% to 15% of our annual total production cost. We use natural gas to dry our distillers grains to moisture contents at which they can be stored for long periods of time, and can be transported greater distances. Dried distillers grains have a much broader market base, including the western cattle feedlots, and the dairies of California and Florida. Recently, the price of natural gas has risen along with other energy sources. Natural gas prices are considerably higher than the 10-year average. In late August 2005, Hurricane Katrina caused dramatic damage to areas of Louisiana, which is the location of one of the largest natural gas hubs in the United States. As the damage from the hurricane became apparent, natural gas prices substantially increased. It is currently unknown how the damage will affect intermediate and long term prices of natural gas. Future hurricanes in the Gulf of Mexico could cause similar or greater uncertainty.

We look for continued volatility in the natural gas market. Any ongoing increases in the price of natural gas will increase our cost of production and may negatively impact our future profit margins.

Liquidity and Capital Resources

As of March 31, 2007, we have total assets of $1,546,212 consisting primarily of cash, construction in process, prepaid expenses and deferred offering costs. We have current liabilities of $224,954 consisting primarily of our accounts payable. Since our inception through March 31, 2007, we have an accumulated deficit of $(798,742). Total members’ equity as of March 31, 2007, was $1,321,258. Since our inception, we have generated no revenue from operations. For the period from inception to March 31, 2007, we had a net loss of $798,742, primarily due to start-up business costs.

Based on our business plan and current construction cost estimates, we believe the total project will cost approximately $190,000,000, and up to $220,000,000 if we convert to a coal-fired facility. We are seeking to raise a minimum of $60,000,000 and a maximum of $110,000,000 of equity in our current registered public offering. Depending on the level of equity raised in the offering, we expect to require debt financing ranging from a minimum of $80,000,000 to a maximum of $130,000,000 to complete the gas-fired facility.

We expect to use senior debt financing to construct the proposed ethanol plant. We expect the senior loan will be a construction loan secured by all of our real property, including receivables and inventories. Based on our knowledge of similar loans made in the industry, we anticipate that we will pay near prime rate on this loan, plus annual fees for maintenance and observation of the loan by the lender, however, there is no assurance that we will be able to obtain binding debt financing documents or that adequate debt financing will be available on the terms we currently anticipate. If we are unable to obtain senior debt in an amount necessary to fully capitalize the project, we may have to seek subordinated debt financing.

We do not have definitive contracts with any bank, lender or financial institution for debt financing and there is no assurance that we will be able to secure such financing. Completion of the project relies entirely on our ability to attract these loans and close on this offering.

Critical Accounting Policies

Management uses estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.

We will defer offering costs until the sale of units is completed. Upon issuance of the units, these costs will be netted against the proceeds received. If the offering is not completed, such costs will be expensed.

Item 3. Controls and Procedures

Our management, including our Chairman (the principal executive officer), David M. Herbst, along with our Treasurer, (the principal financial officer), Kenneth J. Westrich, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2007. Based upon this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

Our management, consisting of our principal executive officer and principal financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of March 31, 2007 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities & Use of Proceeds

None.

Item 3. Defaults on Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed with or incorporated as part of this report as required by Item 601 of Regulation S-B:

Exhibit No.	Description	Reference

31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bootheel Agri-Energy, LLC
Date: May 15, 2007

By:	/s/ David M. Herbst
David M. Herbst
Its:	Manager, Chairman of the Board of Managers, (principal executive officer)

By:	/s/ Kenneth J. Westrich
Kenneth J. Westrich
Its:	Manager, Treasurer (principal financial officer)

EXHIBIT INDEX

Exhibit No.	Description	Reference

31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	Filed herewith.