Form 10QSB
period 2007-06-30
BOOTHEEL AGRI-ENERGY LLC
filed 2007-08-14
CIK 1357029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to ____________.

Commission file number: 333-136915

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

Yes ☐          No ☒

As of August 10, 2007, the latest practicable date, there were 2,120,000 membership units outstanding.

Transitional Small Business Disclosure Format (Check one):

Yes ☐          No ☒

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

BOOTHEEL AGRI-ENERGY, LLC (A DEVELOPMENT STAGE COMPANY) BALANCE SHEETS

	June 30, 2007 Unaudited	December 31, 2006 Audited
ASSETS

CURRENT ASSETS
Cash and cash equivalent	$10,092	$557,939
Interest receivable	—	2,878
Prepaid expenses	5,945	4,724

TOTAL CURRENT ASSETS	16,037	565,541

PROPERTY & EQUIPMENT
Construction in process	1,064,802	887,982
Office equipment	18,174	12,549
Leasehold and land improvements	4,465	4,465
	1,087,441	904,996
Accumulated depreciation	(7,122)	(4,042)
	1,080,319	900,954

OTHER ASSETS
Land option	10,000	10,000
Deferred offering costs	346,632	218,677
	356,632	228,677

TOTAL ASSETS	$1,452,988	$1,695,172

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$208,680	$300,940
Notes payable - members	20,000	—
Accrued expenses	1,374	1,966

TOTAL CURRENT LIABILITIES	230,054	302,906

MEMBERS’ EQUITY
Members’ contributions	2,120,000	2,120,000
Deficit accumulated during development stage	(897,066)	(727,734)
	1,222,934	1,392,266

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$1,452,988	$1,695,172

See accompanying notes to condensed financial statements.

BOOTHEEL AGRI-ENERGY, LLC (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF OPERATIONS

	Three Months Ended June 30, 2007 Unaudited	Three Months Ended June 30, 2006 Unaudited	Six Months Ended June 30, 2007 Unaudited	Six Months Ended June 30, 2006 Unaudited	Period From Inception (September 30, 2005) to June 30, 2007 Unaudited
REVENUES	$—	$—	$—	$—	$—

OPERATING EXPENSES
Project development	14,693	53,082	49,558	143,313	629,918
Professional fees	60,762	12,016	66,574	17,307	183,938
General and administrative	23,719	46,709	58,525	75,430	173,551
Offering cost expensed	—	63,762	—	134,365	156,173
	99,174	175,569	174,657	370,415	1,143,580

OPERATING LOSS	(99,174)	(175,569)	(174,657)	(370,415)	(1,143,580)

OTHER INCOME
Grant income	—	24,000	—	24,000	168,000
Interest income	850	17,952	5,325	37,760	78,514
	850	41,952	5,325	61,760	246,514

NET LOSS	$(98,324)	$(133,617)	$(169,332)	$(308,655)	$(897,066)

NET LOSS PER UNIT	(0.05)	(0.06)	(0.08)	(0.14)	(0.42)

WEIGHTED AVERAGE OF UNITS OUTSTANDING	2,120,000	2,120,000	2,120,000	2,135,912	2,130,575

See accompanying notes to condensed financial statements.

BOOTHEEL AGRI-ENERGY, LLC (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF MEMBERS’ EQUITY Period from September 26, 2005 (Date of Inception) to June 30, 2007

Unaudited

Balance - September 26, 2005 (Date of Inception)	$—

Founding member contributions - 2,160,000 units issued at $1 per unit	2,160,000

Net loss	(87,239)

Balance - December 31, 2005	2,072,761

Redemption of 40,000 units at $1 per unit	(40,000)

Net loss	(640,495)

Balance - December 31, 2006	1,392,266

Net loss	(169,332)

Balance - June 30, 2007	$1,222,934

See accompanying notes to condensed financial statements.

BOOTHEEL AGRI-ENERGY, LLC (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF CASH FLOWS

	Six Months Ended June 30, 2007 Unaudited	Six Months Ended June 30, 2006 Unaudited	Period From Inception (September 26, 2005) to June 30, 2007 Unaudited
OPERATING ACTIVITIES
Net loss	(169,332)	(308,655)	(897,066)
Charges to net loss not affecting cash
Depreciation	3,080	802	7,122
(Increase) Decrease in current assets
Prepaid expenses	(1,221)	(4,960)	(5,945)
Interest receivable	2,878	(500)	—
Grant receivable	—	(24,000)
Increase (Decrease) in current liabilities
Accounts payable	(200,201)	63,904	55,356
Accrued payroll taxes	(592)	2,823	1,374

NET CASH USED IN OPERATING ACTIVITIES	(365,388)	(270,586)	(839,159)

INVESTING ACTIVITIES
Construction in process	(136,914)	—	(1,024,893)
Purchase of office equipment	(5,625)	(3,960)	(18,174)
Leasehold/Land improvements	—	(4,466)	(4,465)
Payment of land option	—	(10,000)	(10,000)

NET CASH USED IN INVESTING ACTIVITIES	(142,539)	(18,426)	(1,057,532)

FINANCING ACTIVITIES
Payments of deferred offering costs	(59,920)	—	(233,217)
Proceeds from member loan	20,000	—	20,000
Member contributions	—	—	2,160,000
Member redemption	—	(40,000)	(40,000)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(39,920)	(40,000)	1,906,783

NET INCREASE (DECREASE) IN CASH	(547,847)	(329,012)	10,092

CASH - beginning of period	557,939	2,064,910	—

CASH - end of period	$10,092	$1,735,898	10,092

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accounts payable incurred for deferred offering costs	$114,515	$10,167	$114,515
Construction in process included in accounts payable	$39,906	$—	$39,906

See accompanying notes to condensed financial statements.

NOTE A: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim condensed financial statements as of June 30, 2007 have been prepared in pursuant to the rules and regulations of the Security and Exchange Commission for interim financial statements. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in these interim financial statements. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2006

In the opinion of management, the accompanying unaudited condensed financial statements as of June 30, 2007 and for the six month periods ending June 30, 2007 and 2006 and for the period from September 26, 2005 (date of inception) to June 30, 2007 contain all adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented.

The Company was formed on September 25, 2005 and was engaged in the formation activities through June 30, 2007.

Management is required to make certain estimates and assumptions which affect the amount of assets, liabilities, revenue and expenses the Company has reported and its disclosure of contingent assets and liabilities as the date of the financial statements. The results of the interim periods are not necessarily indicative of the results for the full year.

DEFERRED OFFERING COSTS - The company defers the costs incurred to raise equity financing until that financing occurs. At such time that the issuance of new equity occurs, these costs will be netted against the proceeds received; or if the financing does not occur, they will be expensed. These costs totaled $346,632 and $218,677 as of June 30, 2007 and December 31, 2006, respectively.

GRANT INCOME - The company recognizes grant income as other income for reimbursement of expenses incurred upon complying with the conditions of the grant. Grant income totaled $0, $24,000, and $168,000 as of June 30, 2007, June 30, 2006, and for the period from September 25, 2005 (date of inception) to June 30, 2007, respectively.

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

CASH HELD IN ESCROW BY THIRD PARTIES – Proceeds from the membership offering will not be recorded by the Company until the Company has an unassailable right to the proceeds. The cash will be held in escrow until the earliest to occur of our receipt of (1) $60,000,000 or more in offering proceeds, and a written debt financing commitments which, combined with the offering proceeds would equal at least $190,000,000, including the $2,120,000 the Company raised in a previous private placement offering; (2) January 24, 2008; or (3) termination or abandonment of the offering, at which point the cash would be returned.

NOTE B: RELATED PARTY TRANSACTIONS

In May 2007, The Board of Managers agreed to secure a $10,000 Promissory Note from each board member with interest to be paid at prime rate of 8.25%. The principle and interest shall be due and payable upon the earliest of the closing of the initial public offering or July 1, 2008. As of June 30, 2007, the company has received proceeds from

BOOTHEEL AGRI-ENERGY, LLC (A DEVELOPMENT STAGE COMPANY) NOTES TO UNAUDITED FINANCIAL STATEMENTS

two board members totaling $20,000 which is recorded as Notes Payable Members, $210 is recorded as interest expense and included in accrued expenses. Subsequent to period end, an additional $90,000 of proceeds from board members was received by the company.

NOTE C: COMMITMENTS AND CONTINGENCIES

Consulting

In December 2005, the company entered into an agreement with an unrelated party for project development services. Services included under the agreement include: preparing a business plan and a financial plan; assistance in initial screening of qualified ethanol process design/build and engineering firms; assistance with contract negotiations; planning the equity marketing effort and securing debt financing. The agreement requires the company to pay a monthly retainer of $10,000 plus travel expenses and other approved expenses. The maximum retainer during the agreement may not exceed $120,000 without written modification of the agreement. In addition, the company agrees to pay a success fee of $1,000,000 upon closing by the company with its project lender(s) providing for all financing, including senior and subordinated debt, and any other project financing characterized by debt obligations as required by the project’s Senior Debt lender. Prior to successful financial closing all equity raised must be from sources satisfactory to the company. Costs incurred under these agreements were $2,433, $60,000, and $155,546 for the six months ended June 30, 2007, six months ended June 30, 2006, and the period from September 25, 2005 (date of inception) to June 30, 2007, respectively.

Construction Contracts

In November 2005, the company entered into an agreement with an unrelated party for preparing the necessary applications for permits to construct the ethanol plant. The company is required to pay the consultant a total of $67,900 for air permitting services and for a cultural and archaeological survey. The agreement may be terminated at any time by either party upon seven days prior written notice. Costs incurred included in project development costs under this agreement were $4,605, $58,525, and $99,970 for the six months ended June 30, 2007, six months ended June 30, 2006, and the period from September 25, 2005 (date of inception) to June 30, 2007, respectively.

In March 2006, the company entered into an agreement with an unrelated party for a letter of intent to design and construct the proposed plant. Upon execution of the letter of intent, contractors and engineers will conduct air permit support data, site and general arrangement drawings, project specifications, financial model support, and lump sum pricing and proposal. The cost for the services is $185,000. Cost incurred included in project development costs under this agreement were $0, $0 and $185,000 for the six months ended June 30, 2007, six months ended June 30, 2006, and the period from September 25, 2005 (date of inception) to June 30, 2007, respectively.

In May 2006, the company entered into an agreement with a track and civil design contractor, an unrelated party, to provide feasible track concepts, preliminary design, and final design. The estimated cost for the feasible track concept is $7,500. The cost for the preliminary and final design is unknown until the design of the track is determined; however, the cost will be 4% of track construction costs. Cost incurred included in project development costs under this agreement were $30,000, $805 and $58,438 for the six months ended June 30, 2007, six months ended June 30, 2006, and the period from September 25, 2005 (date of inception) to June 30, 2007, respectively.

In June 2006, the company entered into a design services agreement with a general contractor, an unrelated party, for phase 1 design services in connection with the construction of the 100 million gallon production per year ethanol plant.

Phase I design services to be provided by the general contractor include providing, among other things, site plan, process engineering package, and site scheduling. The cost for the phase 1 design service agreement is $368,000 plus approved change orders. As of June 30, 2007, $407,906 was incurred under this agreement and included in construction in process.

In June 2006, the company entered into an agreement with an unrelated party to perform geotechnical investigation at the proposed project site. The geotechnical investigation will include drilling, in-situ testing, sampling, laboratory

BOOTHEEL AGRI-ENERGY, LLC (A DEVELOPMENT STAGE COMPANY) NOTES TO UNAUDITED FINANCIAL STATEMENTS

testing, site-specific seismic study, various analyses, and recommendations for the design and construction of the planned facilities. Cost incurred included in project development costs under this agreement were $6,192, $13,990 and $65,595 for the six months ended June 30, 2007, six months ended June 30, 2006, and the period from September 25, 2005 (date of inception) to June 30, 2007, respectively.

In September 2006, the company entered into a project development agreement with an unrelated party for engineering, procurement and construction of an ethanol plant to produce 100 million gallons of un-denatured fuel ethanol per year. The cost for the project development service is $750,000. As of June 30, 2007, $350,000 was incurred under this agreement and included in construction in process.

In October 2006, the company entered into a letter of intent with an unrelated party to erection, installation and construction management services for a 100mgpy ethanol plant. The cost for the service is approximately $234,000 plus approved change orders. As of June 30, 2007, $273,873 was incurred under this agreement and included in construction in process.

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

Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the following factors:

▪	Our ability to obtain the debt and equity financing necessary to construct and operate our plant;
▪	Construction delays and technical difficulties in constructing the plant;
▪	Changes in the environmental regulations that apply to our plant site and operations;
▪	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;
▪	Changes in the availability and price of natural gas and corn, and the market for distillers grains;
▪	Changes in federal and/or state laws (including the elimination of any federal and/or state ethanol tax incentives);
▪	Changes and advances in ethanol production technology; and
▪	Competition from alternative fuel additives.

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

Liquidity and Capital Resources

As of June 30, 2007, we have total assets of $1,452,988 consisting primarily of cash, construction in process, prepaid expenses and deferred offering costs. We have current liabilities of $230,054 consisting primarily of our accounts payable. Since our inception through June 30, 2007, we have an accumulated deficit of $(897,066). Total members’ equity as of June 30, 2007, was $1,222,934. Since our inception, we have generated no revenue from operations. For the period from inception to June 30, 2007, we had a net loss of $897,066, primarily due to start-up business costs.

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

Item 3. Controls and Procedures

Our management, including our Chairman (the principal executive officer), David M. Herbst, along with our Treasurer, (the principal financial officer), Kenneth J. Westrich, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2007. Based upon this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

Our management, consisting of our principal executive officer and principal financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of June 30, 2007 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Bootheel Agri-Energy, LLC

/s/ David M. Herbst
By: David M. Herbst Its:Manager, Chairman of the Board of Managers (principal executive officer)

Date: August 14, 2007

/s/ Kenneth J. Westrich
By: Kenneth J. Westrich Its: Manager, Treasurer (principal financial officer)

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